Form 10QSB
period 2000-02-28
CAPTEX CAPITAL INC
filed 2000-09-19
CIK 1098428

CAPTEX CAPITAL, INC. - 10QSB - Quarterly Report           Date Filed: 09/15/2000
--------------------------------------------------------------------------------

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-QSB
(Mark One)

[X]                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)




                            SECURITIES EXCHANGE ACT OF 1934
                             For the transition period from
                                           to


                             Commission file number 0-27963

                                  Captex Capital Inc.
               (Exact name of registrant as specified in its charter)



     Texas                                           98-0116179
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)


            2160-650 West Georgia St., Vancouver, B.C. Canada V6B YN7
               (Address of principal executive offices  (zip code))

                                  604 687-1919
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X        No


Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


             Class                        Outstanding at February 28, 2000

Common Stock, par value $.001                    5,000,000


                      PART I -- FINANCIAL INFORMATION

--------------------------------------------------------------------------------
                                                                          Page 1

CAPTEX CAPITAL, INC. - 10QSB - Quarterly Report           Date Filed: 09/15/2000
--------------------------------------------------------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                               CAPTEX CAPTIAL INC.
                              (A Texas Corporation)
                          (A development stage company)
                                  Balance Sheet
                                  (U.S. DOLLARS)

                                       6 months ended          Fiscal year ended
                                        February 28,              August 31
                                           2000                      1999
                                        (Unaudited)


Assets

Incorporation costs                     $       1,000            $        1,000
--------------------------------------------------------------------------------
Total Assets                            $       1,000            $        1,000
================================================================================




Liabilities
Current liabilities
     Accounts payable                   $       2,647            $        2,000
--------------------------------------------------------------------------------

Total Liabilities                               2,647                     2,000
--------------------------------------------------------------------------------

Shareholders' equity (deficit)

Share Capital
Authorized:
 50,000,000 common shares with a
  par value $0.001 Issued and
  outstanding
 5,000,000 common shares with
  par value of $0.001 at
  February 28, 2000 and 1,000
  at August 31, 1999                            1,000                     1,000
--------------------------------------------------------------------------------

                                                1,000                     1,000

Accumulated Deficit                            (2,647)                   (2,000)
--------------------------------------------------------------------------------

                                               (1,647)                   (1,000)
--------------------------------------------------------------------------------


                                        $       1,000            $        1,000
================================================================================

CONTINUING OPERATIONS (NOTE 1)

--------------------------------------------------------------------------------
                                                                          Page 2

CAPTEX CAPITAL, INC. - 10QSB - Quarterly Report           Date Filed: 09/15/2000
--------------------------------------------------------------------------------

                               CAPTEX CAPTIAL INC.
                              (A Texas Corporation)
                          (A development stage company)
                                Statement of Loss
                                  (U.S. DOLLARS)
                                   (Unaudited)



                       3 months        6 months        3 months        6 months
                        ended           ended           ended           ended
                      December 31,     March 31,     December 31,      March 31,
                         1999            2000            1998            1999

Expenses
     Legal            $     -         $       647      $     -       $     -
     Interest and
      bank charges          -                -               -             -
     Filing fees            -                -               -             -
     ---------------------------------------------------------------------------

Net earnings (loss)
for the period        $     -         $       647      $     -       $     -
================================================================================

Basic and diluted
loss per share        $     -         $  (0.00013)     $      -      $     -
--------------------------------------------------------------------------------


Weighted average
shares Outstanding     5,000,000       5,000,000             1,000        1,000
--------------------------------------------------------------------------------





--------------------------------------------------------------------------------
                                                                          Page 3

CAPTEX CAPITAL, INC. - 10QSB - Quarterly Report           Date Filed: 09/15/2000
--------------------------------------------------------------------------------

                               CAPTEX CAPTIAL INC.
                              (A Texas Corporation)
                          (A development stage company)
                             Statement of Cash Flow
                                 (U.S. DOLLARS)
                                   (Unaudited)



                       3 months        6 months        3 months        6 months
                        ended           ended           ended           ended
                      December 31,     March 31,     December 31,      March 31,
                         1999            2000            1998            1999

Cash provided by (used in)

Operations
     Net Loss
      for period      $     -         $      (647)     $     -       $     -
     ---------------------------------------------------------------------------
                            -                (647)           -             -
     Net change in
       non-cash
       working
       capital
       balances

     Accounts
       payable              -                 647            -             -
     Accrued interest       -                -               -             -
     Convertible
       Debenture            -                -               -             -
     ---------------------------------------------------------------------------

     Net cash used
       in operating
       activities           -                -               -             -

Financing
     Issuance of
       capital stock        -                -               -             -
     ---------------------------------------------------------------------------

     Net cash
     --------
     generated
     ---------
     by financing
     ------------
     activities             -                -               -             -
     ---------------------------------------------------------------------------

Change in cash
  for period                -                -               -              -

Cash, beginning
of period                   -                -               -              -
--------------------------------------------------------------------------------

Cash, end of
period                $     -         $      -         $     -       $     -
================================================================================





--------------------------------------------------------------------------------
                                                                          Page 3

CAPTEX CAPITAL, INC. - 10QSB - Quarterly Report           Date Filed: 09/15/2000
--------------------------------------------------------------------------------

                              CAPTEX CAPITAL, INC.
                         (formerly Strand Capital, Inc.)
                              (A Texas Corporation)
                          (A development stage company)

                          Notes to Financial Statements
                          Period ended February 28, 2000
                                 (U.S. DOLLARS)




1.   Continuing operations

     Captex Capital Corp. was incorporated on November 5, 1990 in the state of
     Texas, U.S.A.   The Company changed its name from Strand Capital Inc. on
     October 26, 1999.

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

--------------------------------------------------------------------------------
                                                                          Page 4

CAPTEX CAPITAL, INC. - 10QSB - Quarterly Report           Date Filed: 09/15/2000
--------------------------------------------------------------------------------

     c.  Cash and cash equivalents

         Cash and cash equivalents consist of cash on hand, deposits in banks and highly liquid investments with an original maturity of three months or less.


3.   Share Capital

     On October 26, 1999, the Company amended its certificate of incorporation by increasing its authorized capital stock to 50,000,000 shares of common stock and changing the par value of its common shares to $0.001 par value per share. Also, the Company converted and split the common stock into five thousand shares with the result being that the Company has 5,000,000 shares of issued and outstanding stock.

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

--------------------------------------------------------------------------------
                                                                          Page 5

CAPTEX CAPITAL, INC. - 10QSB - Quarterly Report           Date Filed: 09/15/2000
--------------------------------------------------------------------------------

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

     Management believes that there are perceived benefits to being a reporting company which may be attractive to foreign and domestic private companies.

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

--------------------------------------------------------------------------------
                                                                          Page 6

CAPTEX CAPITAL, INC. - 10QSB - Quarterly Report           Date Filed: 09/15/2000
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
                                                                          Page 7

CAPTEX CAPITAL, INC. - 10QSB - Quarterly Report           Date Filed: 09/15/2000
--------------------------------------------------------------------------------

                       PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2.  CHANGES IN SECURITIES

On October 26, 1999, the company amended it certificate of incorporation by increasing its authorized capital stock to 50,000,000 shares of common stock and changing its authorized capital to $0.001 par value per share.

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

                                  CAPTEX CAPITAL, INC.



                                  By:      /s/ John MacKay
                                           John MacKay, President

Dated:  September 13, 2000


--------------------------------------------------------------------------------
                                                                          Page 8