Form 10QSB
period 2000-05-31
CAPTEX CAPITAL INC
filed 2000-09-19
CIK 1098428

CAPTEX CAPITAL, INC. - 10QSB - Quarterly Report           Date Filed: 09/15/2000
--------------------------------------------------------------------------------

      10QSB
          1


                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB
(Mark One)

[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended
                              May 31, 2000
   OR

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


             Class                        Outstanding at May 31, 2000

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

--------------------------------------------------------------------------------
                                                                          Page 1

CAPTEX CAPITAL, INC. - 10QSB - Quarterly Report           Date Filed: 09/15/2000
--------------------------------------------------------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                               CAPTEX CAPTIAL INC.
                              (A Texas Corporation)
                          (A development stage company)
                                  Balance Sheet
                                  (U.S. DOLLARS)

                                       9 months ended          Fiscal year ended
                                          May 31,                 August 31
                                           2000                      1999
                                        (Unaudited)


Assets

Incorporation costs                     $       1,000            $        1,000
--------------------------------------------------------------------------------
Total Assets                            $       1,000            $        1,000
================================================================================





Liabilities
Current liabilities
     Accounts payable                   $       3,124            $        2,000
     ---------------------------------------------------------------------------

Total Liabilities                               3,124                     2,000
     ---------------------------------------------------------------------------

Shareholders' equity (deficit)

Share Capital
Authorized:
50,000,000 common shares with
  a par value $0.001
Issued and outstanding
5,000,000 common shares with
  par value of $0.001 at May 31,
  2000 and 1,000 at August 31, 1999             1,000                     1,000
--------------------------------------------------------------------------------

                                                1,000                     1,000

Accumulated Deficit                            (3,124)                   (2,000)
--------------------------------------------------------------------------------

                                               (2,124)                   (1,000)
--------------------------------------------------------------------------------

                                        $       1,000            $        1,000
================================================================================

CONTINUING OPERATIONS (NOTE 1)

--------------------------------------------------------------------------------
                                                                          Page 2

CAPTEX CAPITAL, INC. - 10QSB - Quarterly Report           Date Filed: 09/15/2000
--------------------------------------------------------------------------------

                               CAPTEX CAPTIAL INC.
                              (A Texas Corporation)
                          (A development stage company)
                                Statement of Loss
                                  (U.S. DOLLARS)
                                   (Unaudited)


                       6 months        9 months        6 months        9 months
                        ended           ended           ended           ended
                      February 28,      May 31,      February 28,       May 31,
                         1999            2000            1998            1999

Expenses
     Legal            $      647      $     1,124      $     -       $     -
     Interest and
     bank charges           -                -               -             -
     Filing fees            -                -               -             -
     ---------------------------------------------------------------------------

Net earnings (loss)
for the period        $     (647)     $     1,124      $     -       $     -
================================================================================

Basic and diluted
loss per share        $ (0.00013)     $  (0.00023)     $     -       $     -
--------------------------------------------------------------------------------


Weighted average
shares Outstanding     5,000,000        5,000,000           1,000         1,000
--------------------------------------------------------------------------------




--------------------------------------------------------------------------------
                                                                          Page 3

CAPTEX CAPITAL, INC. - 10QSB - Quarterly Report           Date Filed: 09/15/2000
--------------------------------------------------------------------------------

                               CAPTEX CAPTIAL INC.
                              (A Texas Corporation)
                          (A development stage company)
                             Statement of Cash Flow
                                 (U.S. DOLLARS)
                                   (Unaudited)


                       6 months        9 months        6 months        9 months
                        ended           ended           ended           ended
                      February 28,      May 31,      February 28,       May 31,
                         1999            2000            1998            1999


Cash provided by
(used in)

Operations
     Net Loss for
      period          $     (647)     $    (1,124)     $     -       $     -
--------------------------------------------------------------------------------
                            (647)          (1,124)           -             -
     Net change in
      non-cash
      working
      capital
      balances

     Accounts
      payable                647            1,124            -             -
     Accrued
      interest              -                -               -             -
     Convertible
      Debenture             -                -               -             -
     ---------------------------------------------------------------------------

Net cash used in
operating activities        -                -               -             -

Financing
     Issuance of
      capital stock         -                -               -             -
--------------------------------------------------------------------------------

     Net cash
     --------
     generated
     ---------
     by financing
     ------------
     activities             -                -               -             -
--------------------------------------------------------------------------------

Change in cash
for period                  -                -               -             -

Cash, beginning
of period                   -                -               -             -
--------------------------------------------------------------------------------

Cash, end of period   $     -         $      -         $     -       $     -
================================================================================




--------------------------------------------------------------------------------
                                                                          Page 4

CAPTEX CAPITAL, INC. - 10QSB - Quarterly Report           Date Filed: 09/15/2000
--------------------------------------------------------------------------------

                              CAPTEX CAPITAL, INC.
                         (formerly Strand Capital, Inc.)
                              (A Texas Corporation)
                          (A development stage company)

                          Notes to Financial Statements
                            Period ended May 31, 2000
                                 (U.S. DOLLARS)



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

4.     Income taxes

       The Company has net operating losses, which may give rise to future tax benefits of approximately $2,000 as at August 31, 1999. To the extent not used, net operating loss carryforwards expire in varying amounts beginning in the year 2012. Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109). Under this method, deferred income taxes are determined based on differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end, and are measured based on enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. No provision for income taxes is included in the statement due to its immaterial amount.





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

--------------------------------------------------------------------------------
                                                                          Page 8

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

                                  CAPTEX CAPITAL, INC.



                                  By:      /s/ John MacKay
                                           John MacKay, President

Dated:  September 15, 2000


--------------------------------------------------------------------------------
                                                                          Page 9