Form 10QSB
period 2000-08-31
CAPTEX CAPITAL INC
filed 2001-02-14
CIK 1098428

SECURITIES AND EXCHANGE COMMISSION
                               WASHGINGTON, D.C. 20549

                                        FORM 10-QSB
                                         (Mark One)

[X]                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934

                               For the quarterly period ended
                                      November 30, 2000
    OR

[ ]                      TRANSITION REPORT PURSUANT TO SECTION 13 OR
                        15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                For the transition period from
                                             to


                                 Commission file number 0-27963

                                    Captex Capital, Corp.
                 ----------------------------------------------------------
                    (Exact name of registrant as specified in its charter)



       Texas                                             98-0116179
--------------------------------                      ---------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)


              2160-650 West Georgia Street Vancouver, B.C. Canada V6B 4N7
           ----------------------------------------------------------------
                  (Address of principal executive offices (zip code))

                                     (604) 687-1919
                  ------------------------------------------------------
                    (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X        No


Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


 Class                                 Outstanding at November 30, 2000

 Common Stock, par value $0.001                         5,000,000


                           PART I - Financial Statements

ITEM 1. Financial Statements

                                   CAPTEX CAPITAL CORP.
                           (Formerly Strand Capital Corporation)
                                    (A Texas Corporation)
                                 (A Development Stage Company)
                                         Balance Sheet
                                         (U.S. Dollars)

                                        3 Months Ended      Fiscal Year Ended
                                        November 30,        August 31,
                                        2000                2000
                                       (Unaudited)


Assets

Incorporation Costs                     $     1,000         $        1,000
----------------------------------------------------------------------------
Total Assets                            $     1,000         $        1,000
============================================================================




Liabilities
Current Liabilities
     Accounts payable                  $     3,624         $        3,624
----------------------------------------------------------------------------

Total Liabilities                            3,624                  3,624
----------------------------------------------------------------------------

Shareholders' Equity (Deficit)

Share Capital
Authorized:
 50,000,000 common shares with a par value of $0.001
 Issued and Outstanding
 5,000,000 common shares with a par value of $0.001
 at November 30, 2000 and at August 31, 2000
                                            1,000                   1,000
----------------------------------------------------------------------------

                                            1,000                   1,000

Accumulated Deficit                         (3,624)                 (3,624)
----------------------------------------------------------------------------

                                            (2,624)                 (2,624)
----------------------------------------------------------------------------


                                         $   1,000          $        1,000
============================================================================

Continuing Operations (Note 1)

                                       CAPTEX CAPITAL CORP.
                               (Formerly Strand Capital Corporation)
                                       (A Texas Corporation)
                                   (A Development Stage Company)
                                         Statement of Loss
                                           (U.S. Dollars)
                                            (Unaudited)


                                         3 Months Ended        3 Months Ended
                                         November 30,          November 30,
                                         2000                   1999


Expenses

   Legal                                         0                  0
----------------------------------------------------------------------------

Net Earnings (Loss) for the Period         $     0          $       0
============================================================================

Basic and Diluted Loss Per Share           $ (0.00000)      $   (0.00000)
----------------------------------------------------------------------------



Weighted Average Shares Outstanding       5,000,000               5,000,000
----------------------------------------------------------------------------

                                       CAPTEX CAPITAL CORP.
                              (Formerly Strand Capital Corporation)
                                        (A Texas Corporation)
                                    (A Development State Company)
                                        Statement of Cash Flow
                                            (U.S. Dollars)
                                            (Unaudited)

                                         3 Months Ended      3 Months Ended
                                         November 30,        November 30,
                                         2000                1999


Cash Provided by (Used In)

Operations
   Net Loss for period                 $       0         $            0
---------------------------------------------------------------------------

                                               0                      0
    Net change in non-cash working
      capital balances

      Accounts Payable                         0                      0
---------------------------------------------------------------------------

Net cash used in operating activities          0                      0



   Net cash generated by financing activities  0                      0
---------------------------------------------------------------------------

Change in Cash For Period                      0                      0

Cash, Beginning of Period                      0                      0
---------------------------------------------------------------------------


Cash, End of Period                    $       0          $           0
===========================================================================

                                   CAPTEX CAPITAL CORP.
                           (Formerly Strand Capital Corporation)
                                   (A Texas Corporation)
                               (A Development Stage Company)

                               Notes to Financial Statements
                              Period Ended November 30, 2000
                                      (U.S. Dollars)




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

     A.  Estimates and Assuptions

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

     B.  Earnings (Loss) Per Common Share

         In February, 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share (SFAS 128), which established new standards for computing and presenting earnings per share effective for fiscal years ending after December 15, 1997. With SFAS 128, primary earnings per share is replaced by basic earnings per share, which is computed by dividing income available to common shareholders by the weighted average number of shares outstanding for the period. In addition, SFAS 128 requires the presentation of diluted earnings per share, which includes the potential dilution that could occur if dilutive securities were exercised or converted into common stock. The computation of diluted EPS does not assume the conversion or exercise of securities if their effect is anti-dilutive. Common equivalent shares consist of the common shares issuable upon the conversion of the convertible loan notes and special warrants (using the if-converted method) and incremental shares issuable upon the exercise of stock options and share purchase warrants (using the treasury stock method).

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

4.   Income Taxes

     The Company has net operating losses, which may give rise to future tax benefits of approximately $1,174 as of August 31, 2000 and $2,000 as of August 31, 1999. To the extent not used, net operating loss carry forwards expire in varying amounts beginning in the year 2014. Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No.109 (SFAS 109). Under this method, deferred income taxes are determined based on differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end, and are measured based on enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. No provision for income taxes is included in the statement due to its immaterial amount.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The Company has registered its common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic and episodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports Form 10-KSB. As a reporting company under the Exchange Act, the Company may register additional securities on Form S-8 (provided that it is then in compliance with the reporting requirements of the Exchange Act) and on Form S-3 (provided that it has during the prior 12 month period timely filed all reports required under the Exchange Act).

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

   These benefits are commonly thought to include:

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

   A private company which may be interested in a business combination with the Company may include:

   (1) a company for which a primary purpose of becoming a reporting company is the use of its securities for the acquisition of assets or businesses;
   (2) a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;
   (3) a company which wishes to become a reporting company with less dilution of its common stock than would occur normally upon an underwriting;
   (4) a company which believes that it will be able to obtain investment capital on more favorable terms after it has become a reporting company;

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

     Pursuant to an Agreement and Plan of Reorganization (the "Merger Agreement") dated January 24, 2001, Sintec Co. Ltd. ("Sintec"), a
Korean corporation, acquired all the outstanding shares of common stock of the Company, from the shareholders thereof in an exchange of an aggregate of 888,050 shares of common stock of Sintec and other consideration of payments of certain fees and expenses (the "Acquisition"). Immediately following the Acquisition, Sintec (Texas) Corp. ("Subco"), a Texas corporation and a wholly-owned subsidiary of Sintec merged with the Company (the
"Merger") in a transaction in which the Subco becomes the surviving corporation.

     The Acquisition was approved by the unanimous consent of the Board of Directors of the Company and its shareholders on January 24, 2001. The Acquisition was effective on January 24, 2001. The Merger was approved by unanimous consent of the respective Board of Directors of Subco and Sintec on January 24, 2001. The Merger was effective on January 31, 2001. The Acquisition and Merger is intended to qualify as a reorganization within the meaning of Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended.

     Upon effectiveness of the Acquisition and Merger, pursuant to Rule 12g-13(a) of the General Rules and Regulations of the Securities and Exchange Commission ("SEC"), Sintec elected to become the successor issuer to the Company for reporting purposes under the Securities Exchange Act of 1934, as amended (the "1934 Act") and elects to report under the 1934 Act effective January 31, 2001.

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

                        PART II - Other Information

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


               SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 CAPTEX CAPITAL CORP.


                 By:   /s/ John Mackay
               -----------------------------
                  John Mackay, President

Dated: February 12, 2001